Form 10-K
period 2011-12-31
SLM Student Loan Trust 2010-2
filed 2012-03-30
CIK 1482913

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number of issuing entity: 333-141930-17

SLM STUDENT LOAN TRUST 2010-2

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-141930

SLM FUNDING LLC

(Exact name of depositor as specified in its charter)

SALLIE MAE, INC.

(Exact name of sponsor as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation)	04-3480392 04-3480392 54-1843973 (I.R.S. Employer Identification Nos.)

c/o The Bank of New York Mellon

Trust Company, National Association

10161 Centurion Parkway

Jacksonville, Florida 32256

(Address of principal executive offices of issuing entity)

(703) 984-5858

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15 (b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Indenture dated as of August 26, 2010 among SLM Student Loan Trust 2010-2, The Bank of New York Mellon Trust Company, National Association and Deutsche Bank Trust Company Americas incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 20, 2010.

10.1	Incorporated by reference as Exhibit 4.1.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2011.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2011.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Education Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2011.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2011.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2011.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2011.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Education Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2011.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2011.

35.1	Statement of Compliance of Sallie Mae, Inc., as Servicer and Administrator for the year ended December 31, 2011.

35.2	Reserved

35.3	Statement of Compliance of Great Lakes Education Loan Services, Inc., as subservicer, for the year ended December 31, 2011.

35.4	Statement of Compliance of Nelnet Servicing, LLC, as subservicer for the year ended December 31, 2011.

(c)	Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2012	SLM FUNDING LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2010-2

	By:	/s/ JONATHAN C. CLARK
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

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Indenture dated as of August 26, 2010 among SLM Student Loan Trust 2010-2, The Bank of New York Mellon Trust Company, National Association and Deutsche Bank Trust Company Americas incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 20, 2010.

10.1	Incorporated by reference as Exhibit 4.1.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2011.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2011.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Education Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2011.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2011.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Sallie Mae, Inc., as Servicer, and Administrator, as of and for the year ended December 31, 2011.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas, as Indenture Trustee, as of and for the year ended December 31, 2011.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Education Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2011.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2011.

35.1	Statement of Compliance of Sallie Mae, Inc., as Servicer and Administrator for the year ended December 31, 2011.

35.2	Reserved

35.3	Statement of Compliance of Great Lakes Education Loan Services, Inc., as subservicer, for the year ended December 31, 2011.

35.4	Statement of Compliance of Nelnet Servicing, LLC, as subservicer for the year ended December 31, 2011.