Form 10-K
period 2014-12-31
SLM Student Loan Trust 2010-2
filed 2015-03-31
CIK 1482913

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number of issuing entity: 333-141930-17

SLM STUDENT LOAN TRUST 2010-2

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-141930

NAVIENT FUNDING, LLC

(Exact name of depositor as specified in its charter)

NAVIENT SOLUTIONS, INC.

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

Item 1117 of Regulation AB. Legal Proceedings

Other than as stated in the following paragraph, no legal proceedings are pending against the Issuing Entity, Navient Solutions, Inc., as the Sponsor, the Servicer and the Administrator, Navient Funding, LLC, as the Depositor (the “Depositor”) and registrant under Registration Statement Number 333-141930 (the “Registrant”) or to the Registrant’s knowledge, Deutsche Bank National Trust Company, as the Indenture Trustee, Great Lakes Educational Loan Services, Inc., as subservicer or Nelnet Servicing, LLC, as subservicer that are or would be material to the holders of the notes issued by the Issuing Entity, nor does the Registrant know of any such proceeding contemplated by any governmental authorities.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been named as defendants in civil litigation concerning their roles as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and DBNTC in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the United States Trust Indenture Act of 1939 (as amended), breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their respective obligations as trustee for the applicable trusts (“NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as a trustee on behalf of the trust identified on the cover of this Form 10-K. Such trust is not a party to this litigation.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

Pursuant to the Instruction to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this Report because substantially the same information related to affiliates of the Issuing Entity and certain relationships and related transactions is provided in the section titled “The Sponsor, Servicer and Administrator” of the base prospectus, previously filed with the SEC on May 22, 2014 pursuant to Securities Act Rule 424, file number 333-190926.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, Inc., as the Servicer, Great Lakes Educational Loan Services, Inc., as subservicer, Nelnet Servicing, LLC, as subservicer, Navient Solutions, Inc., as the Administrator and Deutsche Bank National Trust Company, as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, Inc., as Servicer, Great Lakes Educational Loan Services, Inc., as subservicer, Nelnet Servicing, LLC, as subservicer and Navient Solutions, Inc., as Administrator, is included as an exhibit to this Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15 (b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Indenture dated as of August 26, 2010 among SLM Student Loan Trust 2010-2, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association) and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas) incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on September 1, 2010.

10.1	Incorporated by reference as Exhibit 4.1.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2014.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2014.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Educational Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2014.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2014.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2014.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2014.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Educational Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2014.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2014.

35.1	Statement of Compliance of Navient Solutions, Inc., as Servicer and Administrator for the year ended December 31, 2014.

35.2	Reserved

35.3	Statement of Compliance of Great Lakes Educational Loan Services, Inc., as subservicer, for the year ended December 31, 2014.

35.4	Statement of Compliance of Nelnet Servicing, LLC, as subservicer for the year ended December 31, 2014.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2015	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2010-2

	By:	/s/ SOMSAK CHIVAVIBUL
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

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Indenture dated as of August 26, 2010 among SLM Student Loan Trust 2010-2, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association) and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas) incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on September 1, 2010.

10.1	Incorporated by reference as Exhibit 4.1.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, Inc., as Servicer, and Administrator as of and for the year ended December 31, 2014.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2014.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Educational Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2014.

33.4	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2014.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, Inc., as Servicer, and Administrator, as of and for the year ended December 31, 2014.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2014.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Educational Loan Services, Inc., as subservicer, as of and for the year ended December 31, 2014.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of Nelnet Servicing, LLC, as subservicer, as of and for the year ended December 31, 2014.

35.1	Statement of Compliance of Navient Solutions, Inc., as Servicer and Administrator for the year ended December 31, 2014.

35.2	Reserved

35.3	Statement of Compliance of Great Lakes Educational Loan Services, Inc., as subservicer, for the year ended December 31, 2014.

35.4	Statement of Compliance of Nelnet Servicing, LLC, as subservicer for the year ended December 31, 2014.